Form 10KSB
period 1999-06-30
ON SITE TOXIC CONTROLS INC
filed 2000-03-10
CIK 818183

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 1999

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE   ACT OF 1934


                Commission File No.  33 ACT NO. 33-15246-D

                        ON-SITE TOXIC CONTROL, INC.

          (Exact name of Registrant as specified in its charter)

                      COLORADO                         84-1065435
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

          4 UPPER NEWPORT PLAZA, SUITE 100, NEWPORT BEACH, CA 92660
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (949) 833-8383

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
 [   ] YES     [ X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X  ]

Revenue for the year ended June 30, 1999:   $ 33,260.

As of March 7, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of March 7, 2000 the number of shares outstanding of the Registrant's Common Stock was 2,701,515.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          On-Site Toxic Control (On Site) was organized on June 11, 1987 as Augusta Financial, Inc. in the State of Colorado. On Site was in the business of designing, manufacturing, selling and leasing of water and air treatment equipment but has not been in that line of business for several years.

          On Site has an inoperative subsidiary, Oxidation Royalties, Inc., which was organized in the State of California on August 15, 1984.

ITEM 2.  DESCRIPTION OF PROPERTY

          On occasion the Company pays for rent and other office services to Fletcher Capital Advisors, an affiliate of one of the directors of the Company.

ITEM 3.  LEGAL PROCEEDINGS

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.



















                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended June 30, 1999 there appeared to be little or no trading in the stock of the Company. As of March 7, 2000, the Company had approximately 159 shareholders of record.

          The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources / Results of Operations. The Company has not had an operating business for a number of years and the only assets that remain are cash and cash investments in mutual funds and money market funds. The Company is inactive except for the portfolio income (interest and dividends) that it receives from its invested funds. The Company had operating capital, primarily cash, in which it received $33,200 and $51,698 of interest and dividend income in 1999 and 1998, respectively. The Company does have a mutual fund account where investments in specific stocks or bonds are made. The Company reported a loss of $17,659 in 1998 as compared to a gain in such investments of $13,911 in 1999.

          The Company pays a management fee for advise on its investments, and on occasion, pays for rents and other office services at the office of the president in Newport Beach, California. The Company does have a loan outstanding at the end of the year, June 30, 1999, to Entox, a subsidiary of the majority owned shareholder of the Company. Other expenses of the Company are professional, outside services, rent, and officer services.

          The Company reported a net income of $7,367 for the fiscal year 1999, compared to a net loss of $10,525 in the previous year.

          Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Consolidated Balance Sheets as of June 30, 1999.

          Consolidated Statements of Operations for the years ended June 30, 1999 and June 30, 1998.

          Consolidated Statements of Stockholders' Equity for the period from June 30, 1997 to June 30, 1999.

          Consolidated Statements of Cash Flows for the years ended June 30, 1999 and June 30, 1998.

          Notes to Consolidated Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has had no principal accountants since 1991. In February, 2000, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm as the Certifying Public Accountants for the Company.











                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers at June 30, 1999.

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (2000)          Since         Position with the
Company

Douglas Fletcher            74           1989         Chairman of the Board

David Fletcher               48           1989         Director, President,
Chief Executive Officer

Stephen R. Levy              61           1987         Director

Douglas Fletcher Mr. Fletcher has been Chairman of the Board of Directors of the Company since January 1989. He has been a partner of Newport Partners, Newport Beach, California, a private venture capital investment partnership, since 1983. From 1962 to 1983, Mr. Fletcher founded and was chairman of the board, chief executive officer and principal shareholder of Angeles Corporation, formerly Shareholders Capital Corporation. Mr. Fletcher also served as chairman of the board and president of Source Capital, Inc., a New York Stock Exchange listed closed-end investment company, and of seven open-end mutual funds. He served until 1999 as a director and vice chairman of the Pacific Horizon group of mutual funds managed by Security Pacific National Bank and as a director of TIS Mortgage Investment Company listed on the New York Stock Exchange. He is a chartered financial analyst, a past president of Los Angeles society of financial analysts and a former allied member of the New York Stock Exchange. Mr. Fletcher received a B.A. degree in economics from Princeton University in 1949.

David Fletcher Mr. Fletcher has been the President, Chief Executive Officer and a director of the Company since January 1989. He is responsible for the overall management of the Company. Since 1983, Mr. Fletcher also has been a partner in a private venture capital firm of Newport Partners, located in Newport Beach, California. From 1980 to 1983, Mr. Fletcher was a management consultant with the accounting and management consulting firm of Touche Ross & Co. in its Los Angeles office. Mr. Fletcher received a B.A. degree from Princeton University in 1975 and a M.B.A. degree from Stanford University in 1980.

Stephan R. Levy Mr. Levy has been Secretary-Treasurer and a Director of the Company since inception. He has been retired since August, 1990. Prior to that time, he was an officer and director of Tofruzen, Inc., a public company which manufactured and marketed a non-dairy frozen dessert, novelty food products, and promotional items. He has previously served as Secretary-Treasurer of two public companies, Central Oil Corp. and United Venture Capital Fund, Inc.
He attended the University of Texas and graduated in 1961 from the University of Colorado with a Bachelor of Science in Business. He is a member of the International Monetary Market, which is a division of the Chicago Mercantile Exchange and was appointed by the Governor of Colorado as a member of the Colorado Municipal Bond Supervisory Board.





ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

          For the fiscal years ended June 30, 1999 and 1998, no officer or director was paid any compensation over $10,000 in any fiscal year.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     None.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     None.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      (a) Security Ownership of Beneficial Owners of more than five percent of the Company's Common Stock as of June 30,1 999.

      Amount and Nature
      Name and Address          Of Beneficial               Percent of
      of Beneficial Owner          Ownership                 Class

Share Realty, N.V. (1)              1,828,213                67.67%
4 Upper Newport Plaza, Suite 100      (1)(2)(3)
Newport Beach, CA

Douglas Fletcher                     1,828,213               67.67%
4 Upper Newport Plaza, Suite 100      (1)(2)(3)
Newport Beach, CA

David Fletcher                        1,830,213              67.75%
4 Upper Newport Plaza, Suite 100      (1)(2)(3)
Newport Beach, CA

      (b) Security Ownership of Management.

      The following table shows the amount of the Company's Common Stock owned
beneficially and of record   by all directors and by all directors and
officers as a group on June 30,1999:



       Amount and Nature
      Name and Address          Of Beneficial              Percent of
      of Beneficial Owner          Ownership                 Class

Douglas B. Fletcher                   1,828,213              67.67%
4 Upper Newport Plaza, Suite 100      (1)(2)(3)
Newport Beach, CA

David B. Fletcher                     1,830,213              67.75%
4 Upper Newport Plaza, Suite 100      (1)(2)(3)
Newport Beach, CA

Stephen R. Levy                         20,000                .01%
4 Upper Newport Plaza, Suite 100
Newport Beach, CA

Officers and directors as a group     1,850,213           68.49%

(1) Share Realty is a Netherlands Antilles company. Newport Partners ("Newport"), a private venture capital partnership, shares investment and voting power over shares owned by Share Realty and may be deemed to have beneficial ownership of such shares. Douglas B. Fletcher and David B. Fletcher are partners of Newport and may also be deemed to be beneficial owners of securities Share Realty owns beneficially or of record.

(2) Includes 97,366 shares of Common Stock that are owned of record by Entox, Inc. Entox is a wholly- owned subsidiary of Share Realty, N.V., a Netherlands Antilles company. See Note (1) for further information regarding the ownership of Share Realty.

(3) Includes 1,730,847 shares of Common Stock that are owned of record by Share Realty and 97,366 shares that are owned by Entox, Inc. See Notes (1) and (2).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In June, 1999, the Company loaned $80,000 to the brother of the president/director of the Company on a short term basis. The loan carried an interest rate of 8%. The loan was repaid subsequent to year end.

      The Company has outstanding a line of credit with Entox, Inc., a subsidiary of the majority shareholder of the Company.

      During the fiscal year 1999, the Company paid for rent and other office services to Fletcher Capital Advisors, an affiliate of one of the directors of the Company. Total monies paid in 1999 was $10,000.

      Also during fiscal year 1998 and 1999, the Company paid investment
counseling fees to Fletcher Capital   Advisors.  Total fees paid in 1998 was
$4,547 and $4,280 in 1999.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

      None.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   On-Site Toxic Control, Inc.

                   By:

                   /s/

Dated:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/                        President and Director
                           (Principal Executive and
                            Financial Officer)






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Consolidated Financial Statements:

       Consolidated Balance Sheet - June 30, 1999.

       Consolidated Statements of Operations - For the years ended June 30, 1999 and June 30, 1998.

       Consolidated Statements of Stockholders' Equity - For the period from June 30, 1997 to June 30, 1999.

       Consolidated Statements of Cash Flows - For the years ended June 30, 1999 and June 30, 1998.

       Notes to Consolidated Financial Statements









                     INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
On-Site Toxic Control, Inc. and subsidiary
Newport Beach, California


     We have audited the accompanying consolidated balance sheet of On-Site Toxic Control, Inc. (a Colorado corporation) and subsidiary as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998.
These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of On-Site Toxic Control, Inc. and subsidiary at June 30, 1999, and the results of its operations and cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.





Salt Lake City, UT
March 7, 2000

                     ON-SITE TOXIC CONTROL, INC.
                      Consolidated Balance Sheet


                                ASSETS
                                                        June 30,
                                                           1999
CURRENT ASSETS

Cash & cash equivalents (Note 1 & 4)                       $     324,694
Interest receivable                                                  600
Note receivable - related party (Note 5)                         80,000
Prepaid expenses (Note 1)                                         2,200

TOTAL CURRENT ASSETS                                $           407,494


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related party (Note 5)                     $     21,000
Interest payable                                                 16,903
Other                                                              131
     Total Current Liabilities
                                                                 38,034

STOCKHOLDERS' EQUITY

Preferred Stock 800,000 shares
   authorized at $.0125 par value;
   shares issued and outstanding (Note 6)                              -
Common Stock 6,400,000 shares
   authorized at $.0125 par value;
   2,701,515 shares issued and outstanding                       33,769
Capital in excess of par value                                 3,232,418
Accumulated deficit                                           (2,896,727)

Total Stockholders' Equity                                       369,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        407,494



                     ON-SITE TOXIC CONTROL, INC.
                Consolidated Statements of Operations


                                        For the Year         For the Year
                                        Ended                Ended
                                         June 30,            June 30,
                                        1999                  1998

REVENUE

     Royalty income                     $  12,056  $   3,875
     Interest income                       18,704     44,353
     Other                                  2,500      3,470
        Total Revenue                      33,260     51,698

EXPENSES

     General and administrative          (29,760)     (24,735)
     Interest expense                    (8,444)      (17,130)
     Gain (Loss) on Investment            13,911      (17,659)
               Total Expenses            (24,293)     (59,524)

NET INCOME (LOSS) - Before Taxes          $8,967      $  (7,826)

     Taxes (Note 2)                        1,600         2,699

INCOME (LOSS                     $         7,367      $ (10,525)

Loss Per Common Share (Note 1)   $          -         $    -

Average Outstanding Shares (Note 1)      2,701,515      2,701,515




                     ON-SITE TOXIC CONTROL, INC.
           Consolidated Statements of Stockholders' Equity
                            June 30, 1999


                                            Capital in
                        Common     Common    Excess of             Accumulated
                          Shares              Stock                Par Value
                                                                    Deficit
Balance at June 30, 1997             2,701,515       $   33,769
        $ 3,232,418               $(2,893,569)

Loss for the Year                   -                     -               -
                 (10,525)

Balance, June 30, 1998  2,701,515        33,769    3,232,418     (2,904,094)

Loss for the Year                   -                     -               -
                   7,367

Balance,
 June 30, 1999  2,701,515  $      33,769     $     3,232,418     $(2,896,727)





                     ON-SITE TOXIC CONTROL, INC.
                Consolidated Statements of Cash Flows



                                          For the Year         For the Year
                                           Ended                 Ended
                                          June 30,               June 30,
                                             1999                  1998

CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $   7,637                $(10,525)
   Increase (Decrease)
     in Accounts Payable/Interest Payable   (5,601)                 (26,943)
   Increase (Decrease) in
       Prepaid expenses / Interest Receivable 1,000                   1,471

Cash Flows from Operating Activities          2,766                 (35,997)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Increase in Note Receivable             (80,000)                     -
                                            (80,000)                    -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Decrease in Notes Payable                (79,425)                (186,678)
                                            (79,425)                (186,678)

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      (156,659)               (222,675)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 481,353                 704,028

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $    324,694      $          481,353

CASH PAID DURING THE PERIOD FOR:
   Interest                                  $  14,045      $    -
   Income Taxes                              $    -         $           4,599




                     ON-SITE TOXIC CONTROL, INC.
            Notes to the Consolidated Financial Statements
                            June 30, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - On-Site Toxic Control (On Site) was organized on June 11, 1987 as Augusta Financial, Inc. in the State of Colorado. On Site was in the business of designing, manufacturing, selling and leasing of water and air treatment equipment but has not been in that line of business for several years.

     On Site has an inoperative subsidiary, Oxidation Royalties, Inc., which was organized in the State of California on August 15, 1984.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Prepaid Expenses - The Company had prepaid California state taxes of $2,200 as of June 30, 1999.

     Loss Per Common Share -Earnings (loss) per share are computed based on the weighted average method.

     Consolidated Financial Statements - The consolidated financial statements include the accounts of On Site and its subsidiary. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

NOTE 2 -INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended June 30, 1999 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at June 30, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of approximately $2,800,000at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.




                     ON-SITE TOXIC CONTROL, INC.
            Notes to the Consolidated Financial Statements
                            June 30, 1999


NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions thataffect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 4 - CONCENTRATION OF RISK

     As of June 30, 1999, the Company had cash funds invested in several bank accounts and money market funds which exceeded the FDIC insured limits of deposits. The Company had $319,673 invested in mutual funds and money market funds that were exposed to such losses.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In June, 1999, the Company loaned $80,000 to the brother of the president/director of the Company on a short term basis. The loan carried an interest rate of 8%. The loan was repaid subsequent to year end.

     The Company has a loan with Entox, Inc., a subsidiary of the majority shareholder of the Company. The board of directors approved this loan to a convertible debt as of June 30, 1999.

     During the fiscal year 1999, the Company paid for rent and other office services to Fletcher Capital Advisors, an affiliate of one of the directors of the Company. Total paid in 1999 was $10,000.

     Also during fiscal year 1998 and 1999, the Company paid investment counseling fees to Fletcher Capital Advisors. Total fees paid in 1998 was $4,547 and $4,280 in 1999.

NOTE 6 - CAPITAL STOCK / PREFERRED STOCK

     On Site is authorized to issue both common stock and preferred stock per its Articles of Incorporation. The preferred stock characteristics are to be set by the board of directors, giving different characteristics of dividends, liquidation preferences, voting rights, etc. As of June 30, 1999, there were no classes of preferred stock outstanding.

NOTE 7 - SUBSEQUENT EVENT

     Subsequent to year end, the Company announced its intention to hold a stockholders' meeting to change the domicile from Colorado to Nevada, change the par value of common stock to $.001, increase the authorized shares, and authorize the board of directors to effect a reverse split of its common stock.








We hereby consent to the use of our audit report of On-Site Toxic Control, Inc. dated March 7, 2000 for the year ended June 30, 1999 in the Form 10KSB Annual Report for the year 1999.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
March 7, 2000