Form 10QSB
period 1999-09-30
ON SITE TOXIC CONTROLS INC
filed 2000-03-14
CIK 818183

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1999

      Commission File Number         33 Act. No. 33 -15246-D


                       ON-SITE TOXIC CONTROL, INC.
        (Exact name of registrant as specified in its charter)


              COLORADO                           84-1065435
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                   4 UPPER NEWPORT PLAZA, SUITE 10
                         NEWPORT BEACH CA 92660
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (949) 833-8383




             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                          Yes  X    No

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X    No


                              2,701,515
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of March 7, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The accompanying balance sheets of On-Site Toxic Control, Inc. at September 30, 1999 and June 30, 1999, the statements of operations and the statements of cash flows for the three months ended September 30, 1999 and 1998. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                     ON-SITE TOXIC CONTROL, INC.
                     Consolidated Balance Sheets


                                ASSETS


                                       September 30,           June 30,
                                          1999                   1999

CURRENT ASSETS

Cash & cash equivalents (Note 1 & 4)    $ 328,060  $ 324,694
Interest receivable                         2,400        600
Note receivable - related party (Note 5)   80,000     80,000
Prepaid expenses (Note 1)                   1,800      2,200

TOTAL CURRENT ASSETS                    $ 412,260  $ 407,494


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related party (Note 5)  $  21,000  $  21,000
Interest payable                           17,429     16,903
Other                                         131        131

Total Current Liabilities                  38,560     38,034

STOCKHOLDERS' EQUITY

Preferred Stock 800,000 shares
   authorized at $.0125 par value;
   shares issued and outstanding (Note 6)        -                      -
Common Stock 6,400,000 shares
   authorized at $.0125 par value;
   2,701,515 shares issued and outstanding       33,769              33,769
Capital in excess of par                3,232,418  3,232,418
Accumulated deficit                     (2,892,487)         (2,896,727)

Total Stockholders' Equity                373,700            369,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $412,260    $      407,494

                     ON-SITE TOXIC CONTROL, INC.
                       Statements of Operations


                                        For the Three Months Ended
                                              September 30,
                                         1999                1998
REVENUE

     Royalty income                     $    -     $   12,056
     Interest income                        7,195       7,576
        Total Revenue                       7,195      19,632

EXPENSES

     General and administrative                   (990)        (12,810)
     Interest expense                             (525)         (4,510)
     Gain (Loss) on Investment                    (1,040)       (6,429)
               Total Expenses                     (2,555)      (23,749)

NET INCOME (LOSS) - Before Taxes                  $4,640      $  (4,117)

     Taxes (Note 2)                                  400            600

INCOME (LOSS)                           $          4,240      $  (4,717)

Loss Per Common Share (Note 1)          $                -          -

Average Outstanding Shares (Note 1)      2,701,515               2,701,515



                     ON-SITE TOXIC CONTROL, INC.
                       Statements of Cash Flows
        For the Three months ended September 30, 1999 and 1998



                                                  For the Three Months Ended
                                                        September 30,
                                                  1999                  1998

CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                                 $   4,240   $ (4,717)
   Increase (Decrease)
     in Accounts Payable/Interest Payable                 526   (12,319)
   Increase (Decrease) in
       Prepaid expenses / Interest Receivable             (1,400)   600

Cash Flows from Operating Activities                        -      (16,436)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Increase in Note Receivable                               -       -
                                                             -       -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Decrease in Notes Payable                                  -       -
                                                               -      -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    3,366    (16,436)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                            324,694    485,685

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $       328,060   $
CASH PAID DURING THE PERIOD FOR:
   Interest                                           $    -      $ 10,000
   Income Taxes                                        $    -      $    -




                     ON-SITE TOXIC CONTROL, INC.
                  Notes to the Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - On-Site Toxic Control (On Site) was organized on June 11, 1987 as Augusta Financial, Inc. in the State of Colorado. On Site was in the business of designing, manufacturing, selling and leasing of water and air treatment equipment but has not been in that line of business for several years.

     On Site has an inoperative subsidiary, Oxidation Royalties, Inc., was organized in the State of California on August 15, 1984.

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

     The Company has cumulative net operating loss carryforwards of approximately $2,800,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.

                     ON-SITE TOXIC CONTROL, INC.
                  Notes to the Financial Statements


NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 4 - CONCENTRATION OF RISK

     As of June 30, 1999, the Company had cash funds invested in several bank accounts and money market funds which exceeded the FDIC insured limits of deposits. The Company had $319,673 invested in mutual funds and money market funds that were exposed to such losses. ($319,531 at September 30, 1999).

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

     Also during fiscal year 1998 and 1999, the Company paid investment
counseling fees to   Fletcher Capital Advisors.  Total fees paid in 1998 was
$4,547 and $4,280 in 1999. ($652  in fiscal year 2000 to date.)

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





                      ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources / Results of Operations. The Company has not had an operating business for a number of years and the only assets that remain are cash and cash investments in mutual funds and money market funds.
The Company is inactive except for the portfolio income (interest and dividends) that it receives from its invested funds. The Company had operating capital, primarily cash, in which it received $7,195 and $7,576 of interest and dividend income in the three months ended 1999 and 1998, respectively. The Company does have a mutual fund account where investments in specific stocks or bonds are made. The Company reported a loss of $(1,040) in 1999 as compared to a loss in such investments of $(6,429) in 1998.

     The Company pays a management fee for advise on its investments, and on occasion, pays for rents and other office services at the office of the president in Newport Beach, California. The Company does have a loan outstanding, to Entox, a subsidiary of the majority owned shareholder of the Company. Other expenses of the Company are professional, outside services, rent, and officer services.

     The Company reported a net income of $4,240 for the first three months 1999, compared to a net loss of $4,717 in the three months for previous year.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission.


                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                     None
Item 2.   Changes in Securities.                                 None
Item 3.   Defaults Upon Senior Securities.                       None
Item 4.   Submission of Matters to a Vote of Security Holders.   None
Item 5.   Other Information.                                     None
Item 6.   Exhibits and Reports on Form 8-K.                      None






                              SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                     ON-SITE TOXIC CONTROL, INC.

                                  /s/ Lionel Drage

                                   Lionel Drage, President and Director