Form 10QSB
period 1999-12-31
ON SITE TOXIC CONTROLS INC
filed 2000-03-14
CIK 818183

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1999

  Commission File Number             33 Act No. 33-15246-D


                       ON-SITE TOXIC CONTROL, INC.
        (Exact name of registrant as specified in its charter)


              COLORADO                           84-1065435
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                    4 UPPER NEWPORT PLAZA, STE 100
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

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The accompanying balance sheets of On-Site Toxic Control, Inc. at December 31, 1999 and June 30, 1999, the statements of operations and the statements of cash flows for the three and six months ended December 31, 1999 and 1998, have been prepared by the Company's management. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended December 31, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                     ON-SITE TOXIC CONTROL, INC.
                            Balance Sheets

                                  ASSETS


                                           December 31,            June 30,
                                           1999                      1999

CURRENT ASSETS

Cash & cash equivalents (Note 1 & 4)              $ 415,431  $ 324,694
Interest receivable                                   -           600
Note receivable - related party (Note 5)              -        80,000
Prepaid expenses (Note 1)                            1,400      2,200

TOTAL CURRENT ASSETS                               $ 416,831  $ 407,494


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related party (Note 5)  $  21,000  $  21,000
Interest payable                           17,953     16,903
Other                                         131        131

Total Current Liabilities                  39,084     38,034

STOCKHOLDERS' EQUITY

Preferred Stock 800,000 shares
   authorized at $.0125 par value;
   shares issued and outstanding (Note 6)    -            -
Common Stock 6,400,000 shares
   authorized at $.0125 par value;
   2,701,515 shares issued and outstanding    33,769    33,769
Capital in excess of par                   3,232,418  3,232,418
Accumulated deficit                       (2,888,440)(2,896,727)

Total Stockholders' Equity                   377,747    369,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $416,831  $ 407,494


                     ON-SITE TOXIC CONTROL, INC.
                       Statements of Operations


                                     For the Three
                                     Months Ended   For the Six Months Ended
                                     December 31,          December 31,
                                    1999       1998     1999          1998

REVENUE

     Royalty income      $  -      $  -     $  -     $ 12,056
     Interest income       2,883     6,873   10,679    14,449
        Total Revenue       2,883    6,873   10,679    26,505

EXPENSES

     General and administrative  (11,378) (16,564) (11,596)   (29,374)
     Interest expense       (525)  (4,350)  (1,050)   (8,860)
     Gain (Loss) on Investment   12,686   4,350    11,054      (2,079)
               Total Expenses/Gain    783  (16,564)   (1,592)         (40,313)

NET INCOME (LOSS)
     - Before Taxes      $ 3,666   $(9,691)   9,087    (13,808)

     Taxes (Note 2)          400      600      800    1,200

INCOME (LOSS)            $         3,266  $           (10,291)        $
 8,287                   $             (15,008)

Loss Per Common Share (Note 1)   $         -       $                 -     $
      -                  $                   (.01)

Average Outstanding Shares
     (Note 1)            2,701,515         2,701,515         2,701,515
2,701,515



                     ON-SITE TOXIC CONTROL, INC.
                       Statements of Cash Flows
         For the Six months ended December 31, 1999 and 1998



                                             For the Six
                                             Months Ended
                                             December 31,
                                          1999         1998
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net Income (Loss)                          $8,287   $(15,008)
 Increase (Decrease) in
  Accounts Payable/Interest Payable          1,050     (6,424)
 Increase (Decrease) in
   Prepaid expenses /
        Interest Receivable                  1,400         -
Cash Flows from
   Operating Activities                      10,737  (21,432)

CASH FLOWS FROM
   INVESTING ACTIVITIES
 Decrease in Note Receivable                   -           -
                                              80,000       -
CASH FLOWS FROM
   FINANCING ACTIVITIES
 Decrease in Notes Payable                       -    (25,000)
                                                 -     (25,000)

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     90,737   (46,432)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD               324,694  485,685

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                         $415,431  $439,253

CASH PAID DURING THE PERIOD FOR:
 Interest                                   $  -     $10,000
 Income Taxes                               $  -     $   -



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

     Prepaid Expenses - The Company had prepaid California state taxes of $2,200 as of June 30, 1999. ($1,400 as of December 31, 1999).

     Loss Per Common Share -Earnings (loss) per share are computed based on the weighted average method.

     Consolidated Financial Statements - The consolidated financial statements include theaccounts of On Site and its subsidiary. Collectively, these entities are Referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

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

     The Company has cumulative net operating loss carryforwards of approximately $2,800,000at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31,1999 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.

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

NOTE 4 - CONCENTRATION OF RISK

     As of June 30, 1999, the Company had cash funds invested in several bank accounts and money market funds which exceeded the FDIC insured limits of deposits. The Company had $319,673 invested in mutual funds and money market funds that were exposed to such losses. ($335,041 at December 31, 1999).

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

     Also during fiscal year 1998 and 1999, the Company paid investment counseling fees to Fletcher Capital Advisors. Total fees paid in 1998 was $4,547 and $4,280 in 1999. ($1,378 for fiscal year 2000 to date.)

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





                      ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.
     Liquidity and Capital Resources / Results of Operations. The Company has not had an operating business for a number of years and the only assets that remain are cash and cash investments in mutual funds and money market funds.
The Company is inactive except for the portfolio income (interest and dividends) that it receives from its invested funds. The Company had operating capital, primarily cash, in which it received $10,679 and $14,449 of interest and dividend income for the six months ended September 31, 1999 and 1998, respectively. The Company does have a mutual fund account where investments in specific stocks or bonds are made. The Company reported a gain of $11,054 in 1999 as compared to a loss in such investments of $(2,079) in 1998.

     The Company pays a management fee for advise on its investments, and on occasion, pays for rents and other office services at the office of the president in Newport Beach, California. The Company does have a loan outstanding, to Entox, a subsidiary of the majority owned shareholder of the Company. Other expenses of the Company are professional, outside services, rent, and officer services.

     The Company reported a net income of $8,287 for the six months ended December 31, 1999, compared to a net loss of $(15,008) in the six months for previous year. Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission.

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